Form 10-K405
period 1997-03-31
ARCH LEASING CORP TRUST
filed 1997-06-26
CIK 925556

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                               ----------------------

                                     FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934
                        --------------------------------------

                       FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                            COMMISSION FILE NUMBER 0-25774

                            ARCH LEASING CORPORATION TRUST

                               A DELAWARE BUSINESS TRUST

                   I.R.S. EMPLOYER IDENTIFICATION NO. 43-1679795

               16144 WESTWOODS BUSINESS PARK, ELLISVILLE, MO 63021

                 REGISTRANT'S TELEPHONE NUMBER:   (314) 391-5152


Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                         NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


                 Yes      X                   No
                     ------------                ---------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. (X)

No documents are incorporated into the text by reference.


                 Yes                          No       X
                     ------------                ---------------


                Exhibit Index is located on Page 12

                                               TABLE OF CONTENTS


PART 1

      ITEM 1      BUSINESS                                                                     3

      ITEM 2      PROPERTIES                                                                   3

      ITEM 3      LEGAL PROCEEDINGS                                                            4

      ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          4


PART II

      ITEM 5      MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS                            5

      ITEM 6      SELECTED FINANCIAL DATA                                                      5

      ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                               6

      ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  8

      ITEM 9      CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                                          8


PART III

      ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                           9

      ITEM 11     EXECUTIVE COMPENSATION                                                      10

      ITEM 12     PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                                            10

      ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                              10


PART IV

      ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K                                                                 11

                  INDEX TO EXHIBITS                                                           12

                  SIGNATURES                                                                  13

                                  PART I



ITEM 1.  BUSINESS
         --------

Arch Leasing Corporation Trust ("Trust") was formed in August, 1994, under the laws of the State of Delaware pursuant to the Trust Agreement to engage in the initiation, acquisition, ownership, management and disposition of equipment, leases and other assets and in the issuance of (and related debt service obligations with respect to) its bonds. The Trust leases computer equipment to customers all over the United States and Puerto Rico.

The Trust offered Series 1 Collateral Trust Bonds to the public in April 1995, pursuant to a Registration Statement filed under the securities Act of 1934. The Trust raised $14,011,000 in bond proceeds and, thereafter, invested in computer equipment and began its leasing operations. The sale of Collateral Trust Bonds was terminated on November 30, 1995.

The Trust does not employ any persons. Alternatively, the Trust pays a marketing fee and a service fee to two affiliates for their services to market and find the leases, buy the equipment for the leases, acquire the financing on the equipment, invoice the lessees, collect the lease payments, remit the note payable payments and remarket the equipment upon lease expiration.

In January, 1996 one of the affiliates, St. Louis Leasing Corporation, filed for bankruptcy under Chapter 11. In August of 1996, the Court accepted the Plan of Reorganization (see Item 3 for more details).

The industry that the Trust is involved in has not been subject to seasonality.

ITEM 2.  PROPERTIES
         ----------

As of March 31, 1997, the Trust does not own any property. The Trust pays an affiliate a monthly "servicing fee" which encompasses all monthly expenses, including the use of the affiliate's building. This building is located at 16144 Westwoods Business Park, Ellisville, Missouri 63021.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

As of March 31, 1997, there were no pending legal proceedings against the Trust. On January 2, 1996, the Trust's affiliate, St. Louis Leasing Corporation, filed for bankruptcy under Chapter 11 with the United States Bankruptcy Court Eastern District of Missouri, Eastern division. Provisions were made within this bankruptcy agreement for St. Louis Leasing Corporation to pay the Trust any amounts owed to them first, before all other creditors. Therefore, within this fiscal year ended March 31, 1997 all amounts due from St. Louis Leasing Corporation were paid in full, and there is no amount due as of March 31, 1997. Interested parties should request and read St. Louis Leasing Corporation's plan of reorganization and disclosure statement filed with the Eastern District of the U.S. Bankruptcy Court on June 28, 1996, with the effective date of the Court's acceptance of the Plan on August 9, 1996. Effective August 1, 1996, St. Louis Leasing Corporation entered into an asset purchase agreement to sell certain of its assets in connection with the Plan of Reorganization. The purchaser was Varilease Capital Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

As of March 31, 1997, there were no submissions of matters to a vote of security holders.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S BONDS
         ---------------------------------

There is at present no public market for the Series 1 Collateral Trust Bonds (the Bonds), and no assurance can be given that such a market will be developed or, if developed, maintained. Therefore, Bondholders may not be able to liquidate their investment in the Bonds in the event of an emergency or for any other reason.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The following summary of selected financial data should be read in conjunction with ITEM 14, herein, which also includes a summary of the Trust's significant accounting policies.

OPERATIONS                          YEAR ENDED MARCH 31, 1997                      YEAR ENDED MARCH 31, 1996
--------------------------------------------------------------------------------------------------------------
Revenues                                         $14,719,473                                     $12,268,452
--------------------------------------------------------------------------------------------------------------
Depreciation                                     (11,099,763)                                     (8,804,979)
--------------------------------------------------------------------------------------------------------------
Operating Expenses                                (4,185,092)                                     (3,174,879)
                                                  ----------                                      ----------
--------------------------------------------------------------------------------------------------------------
Net Income (Loss)                              $   (565,382)                                     $   288,594
                                               =============                                     ===========
--------------------------------------------------------------------------------------------------------------
------------------------------
FINANCIAL POSITION                          MARCH 31, 1997                                 MARCH 31, 1996
--------------------------------------------------------------------------------------------------------------
Total Assets                                     $27,105,931                                     $41,182,217
                                                 ===========                                     ==========
--------------------------------------------------------------------------------------------------------------
Total Current Liabilities                        $10,663,789                                     $13,496,284
------------------------------
Long-Term Debt                                   $16,718,930                                     $27,397,339
--------------------------------------------------------------------------------------------------------------
Equity (Deficit)                                 $  (276,788)                                    $   288,594
                                                 -----------                                     -----------
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Equity                     $27,105,931                                     $41,182,217
                                                 ===========                                     ===========
--------------------------------------------------------------------------------------------------------------

The Trust was formed in April 1994, however activity began for the Trust when the Bonds were sold, which began in April 1995. Therefore the table above represents the only years of operations for the Trust. The results of operations for the year ended March 31, 1996 represents only a partial year for a majority of the leases (see Item 7 for further descriptions).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources
-------------------------------

The Trust offered Series 1 Collateral Trust Bonds to the public in April 1995, pursuant to a Registration Statement filed under the securities Act of 1934. The Trust raised $14,011,000 in bond proceeds and, thereafter, invested in computer equipment and began its leasing operations. The bond principal is payable on dates ranging from May through November 1998. These proceeds served as the original principal source of capital. The Trust's primary source of liquidity will continue to be the payments on the Leases and the proceeds upon the disposition of equipment at the conclusion of Leases

As of March 31, 1997, the Trust has approximately 900 active leases.

The market for leasing and remarketing equipment throughout the country has continued to grow. The growth in this industry is due to the increasing costs of equipment, the inability to secure financing and the quickly changing technology, especially related to computer equipment. Management believes that the overall leasing market conditions will improve further in 1997 along with the continued improvement in general economic conditions. In addition, the recent increases in market interest rate levels will make new equipment more expensive to finance, which should continue to increase the market for leased equipment.

Under the Trust's marketing and servicing agreement, the Trust must pay its affiliates fees for marketing and servicing the leases. One of the Trust's affiliates, St. Louis Leasing Corporation, filed for Chapter 11 bankruptcy in January 1996, with the effective date of the Court's acceptance of the Plan of Reorganization being August 9, 1996. Due to St. Louis Leasing Corporation's Plan of Reorganization, the company Varilease Capital Corporation has taken over the duties of marketer and servicer for the Trust. As of March 1996, there was a large amount due from St. Louis Leasing Corporation on the Trust's books. Per the bankruptcy agreement this amount was guaranteed to be provided for in the payment of residual value of equipment. Therefore, within the fiscal year ended March 31, 1997, the Trust received residual values of equipment, from St. Louis Leasing Corporation, with a value that was sufficient to cover the amount due from them, therefore relieving this receivable amount in its entirety. Allocated administrative (marketing and servicing) expenses paid or accrued to its affiliates represent reimbursement for the actual cost of the equipment, salaries, related payroll costs and other administrative items incurred or allocated, and direct expenses incurred invoicing and collecting on the leases and in rendering legal, and accounting/bookkeeping services.

The Trust has available an irrevocable commitment with a financial corporation to provide financing for the benefit of the bondholders, to aid in the timely payment of principal and interest on the bonds, up to a maximum of $1,000,000. The Trust had no borrowings on this agreement as of March 31, 1997 and 1996.

Results of Operations
---------------------

The Trust was formed in April 1994, with its activity beginning when the first bonds were sold through the public offering in April 1995.

1997
----

For the fiscal year ended March 31, 1997, the Trust had $14,829,993 in leasing revenues, a 22% increase over 1996, due to the fact that in 1996 the leases began all throughout the year and the current year represents a full year of income. Other income/(expense) in the amount of $(110,520) represents a loss from sale of leased equipment of $121,756 and interest income of $11,236. In 1996, there was other income in the amount of $84,142. The increase in the loss from sale of leased equipment is mainly due to an increase in the terminations of month to month leases, which resulted in more costs this year from the sale of month to month equipment than last year. Depreciation on the leased equipment amounted to $11,099,763, a 26% increase over last year, also due to the fact that this year is the first full year of depreciation on the leases. Other operating expenses, including interest expense, amortization and service fee expense, amounted to $4,185,092, a 32% increase over 1996, again due to the fact that this year is a full year of expense for these items. This year's activity resulted in a net loss of $565,382 versus net income of $288,594 in 1996. This decrease in net income is a result of total revenues increasing 20%, while operating expenses increased 28%, due to the fact that the depreciation, interest and service fee expenses are outweighing the related lease income. Per management's original projections, net losses were anticipated in the first years of the Trust. In the future years of the Trust, it is anticipated that the leasing revenues will begin to outweigh the related operating expenses, due to the fact that the interest expense paid on the equipment debt is lower in the later years of the lease.

During 1997, the Trust had net cash provided by operating activities of $11,644,024, mainly due to depreciation and amortization expense of $12,015,428. Investing activities resulted in cash provided in the amount of $1,684,557, which is the result of proceeds from sale of leased equipment of $1,737,834 net with payments made for marketing fees of $53,277. Financing activities resulted in cash used in the amount of $13,309,949, exclusively due to the payment on notes payable.

1996
----

For the fiscal year ended March 31, 1996, the Trust recorded leasing revenues in the amount of $12,184,310. Other income in the amount of $84,142 resulted from the gain on sale of leased equipment and interest income. Depreciation on the leased equipment amounted to $8,804,979. Operating expenses, namely service fee expense, amortization and interest expense, amounted to $3,174,879. The year's activity resulted in net income in the amount of $288,594.

Inflation
---------

Inflation is not expected to have a material adverse impact on the Trust's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The financial statements at March 31, 1997 and 1996 together with the report of the independent auditors thereon are incorporated by reference from the Registrant's Financial Statements on pages indicated in Item 14.


ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

Effective February, 1996, the Trust engaged Rubin, Brown, Gornstein & Co. LLP, to perform the audit of the Trust's financial statements as of and for the year ending March 31, 1996. The Trust had no prior auditor, as this was the first year of activity for the Trust. There has been no change in accountants.

There are no known disagreements on any matter of accounting principles or practices or financial statement disclosure with the current auditors.

                             PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The Trust has no officers or directors. The key people for the Trust are the directors and executive officers of the Managing Trustee (Arch Management Corporation), the Marketer (Varilease Capital Corporation since August 1996, prior to this date it was St. Louis Leasing Corporation) and the Servicer (Varilease Capital Corporation since August 1996, prior to this date it was Arch Leasing Corporation), all of which are affiliates of the Trust. Varilease Capital Corporation became the marketer and servicer of the Trust upon the bankruptcy of St. Louis Leasing Corporation (see Item 3 for more details), and subsequent asset purchase of St. Louis Leasing Corporation by Varilease Capital Corporation effective August 1, 1996.

These directors and executive officers are as follows:

ROBERT A. CHLEBOWSKI, age 48, has been the President, Treasurer and a director of the Managing Trustee, Arch Management Corporation, since its inception in August, 1994. Mr. Chlebowski has been the President, Chief Executive Officer and a director of the former Marketer, St. Louis Leasing Corporation, since its inception in 1986, and now currently holds these positions for Varilease Capital Corporation since its inception in August 1996. He is also a director of the Service/Administrator, Arch Leasing Corporation, since its inception in 1994.

LYNNETTE A. FROWNFELTER, age 48, has been a Vice President, the Secretary and a director of the Managing Trustee, Arch Management Corporation, since its inception in August, 1994, and the President and a director of the Servicer/Administrator, Arch Leasing Corporation, since its inception in May, 1994. From 1986 to 1994, she was Senior Vice President-Investment Services and Administration of the former Marketer, St. Louis Leasing Corporation, and now currently is Vice President for Varilease Capital Corporation since its inception in August 1996.

CARYN S. RUDMAN, CPA, age 33, has been an Assistant Vice President and the Controller of the Servicer/Administrator since its inception in May, 1994. She was also (since 1991) an Assistant Vice President and the Controller of the former Marketer, St. Louis Leasing Corporation. She is the current Controller for Varilease Capital Corporation, since its inception in August 1996. From 1987 to 1991, Ms. Rudman was employed by the certified public accounting firm of St. John, Mersmann & Company, P.C.

CHARLENE A. HERNANDEZ, age 38, was Assistant Vice President - Contracts of the former Marketer, St. Louis Leasing Corporation, since January, 1995, having joined them in 1989. She is currently the Assistant Vice President of Debt Placement and Contracts of Varilease Capital Corporation, since its inception in August 1996.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The Trust has no officers or directors. However, in connection with the operations for the Trust, their Affiliates will receive certain fees as defined in the marketing agreement with Varilease Capital Corporation, formerly with St. Louis Leasing Corporation and in the servicing agreement with Varilease Capital Corporation, formerly with Arch Leasing Corporation. These fees are for the services in connection with the activities of the Trust, including any compensation that it would take to keep the activities of the Trust running.

During the fiscal year ended March 31, 1997, the Trust paid/accrued $148,534 to Arch Leasing Corporation and Varilease Capital Corporation for their servicing services and $271,275 to Varilease Capital Corporation for their marketing services for the year.

During the fiscal year ended March 31, 1996, the Trust paid/accrued $109,711 to Arch Leasing Corporation for their servicing services and $1,361,764 to St. Louis Leasing Corporation for their marketing services for the year.

The directors and executives officers of the Trust's affiliates, listed above, are paid their personal compensations out of the affiliates.


ITEM 12. PARTNERSHIP INTEREST OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------------------
         MANAGEMENT
         ----------

The Trust is owned by its certificateholders. The original certificateholders are as follows: Arch Leasing Corporation 21%, St. Louis Leasing Corporation 70% and Chlebowski Investment Corporation 9%. Lynnette Frownfelter is a 15% shareholder of Arch Leasing Corporation. Robert Chlebowski was a 95% shareholder in Chlebowski Investment Corporation. The 9% ownership by Chlebowski Investment Corporation, was transferred to St. Louis Leasing Corporation as of December 1995, when Chlebowski Investment Corporation was merged with St. Louis Leasing Corporation.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Arch Leasing Corporation currently owns 21% of the Trust, and St. Louis Leasing Corporation 79%. Both of these companies and Varilease Capital Corporation received fees for their services in servicing and marketing the leases for the Trust. These transactions are more particularly set forth in the financial statements found under ITEM 14.

                                PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------


(a)   Exhibits- See the Exhibit Index at page 12 of this report.

          The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(b)   Financial Statements:

          The financial statements listed in the following index as set forth in Item 8 of this report on Form 10-K are filed or incorporated by reference as part of this annual report.

          Independent Auditors' Reports                                                F-1
          Balance Sheets as of March 31, 1997 and 1996                                 F-2
          Statements of Income for the Years Ended March 31, 1997 and 1996             F-3
          Statements of Equity for the Years Ended March 31, 1997 and 1996             F-3
          Statements of Cash Flows for the Years Ended March 31, 1997 and 1996         F-4
          Notes to Financial Statements                                                F-5


          All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

(c)   Reports on Form 8-K

      Registrant has not filed with the Securities and Exchange Commission a Current Report on Form 8-K during the year ended March 31, 1997, as there were no transactions that required the filing.

                              EXHIBIT INDEX

      These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K

Exhibit Number                       Description
--------------                       -----------
      11                             Omitted - Inapplicable

      12                             Omitted - Inapplicable

      13                             Omitted - Inapplicable

      16                             Omitted - Inapplicable

      18                             Omitted - Inapplicable

      21                             Omitted - Inapplicable

      23                             Omitted - Inapplicable

      27                             Financial Data Schedule

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARCH LEASING CORPORATION TRUST

                                       By: Robert A. Chlebowski, as President,
                                       Treasurer and Director of the Managing
                                       Trustee



Date:   June 25, 1997                    /s/ Robert A. Chlebowski
    --------------------------         ----------------------------------------




                                       and


                                       Lynnette Frownfelter, as President and a director of Arch Leasing Corporation


Date:   June 25, 1997                    /s/ Lynnette Frownfelter
    --------------------------         ----------------------------------------

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Arch Leasing Corporation Trust
St. Louis, Missouri


We have audited the accompanying balance sheets of Arch Leasing Corporation Trust as of March 31, 1997 and 1996 and the related statements of income, equity and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arch Leasing Corporation Trust as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Rubin, Brown, Gornstein & Co. LLP

April 30, 1997

                                         ARCH LEASING CORPORATION TRUST
----------------------------------------------------------------------------------------------------------------
                                                 BALANCE SHEETS


                                                     ASSETS
                                                                                             MARCH 31,
                                                                                           1997             1996
LEASED PROPERTY (NOTES 3, 4 AND 5)                                                 $ 23,123,142     $ 36,082,495

OTHER ASSETS
      Cash (Note 5)                                                                     305,764          287,132
      Accounts receivable                                                                38,659          263,830
      Inventory                                                                          34,729          105,794
      Due from related parties (Note 9)                                                       0        2,071,828
      Purchased residual values (Note 9)                                              2,094,887                0
      Marketing fee (net of accumulated amortization
         of $653,216 in 1997 and $258,735 in 1996)  -  (Note 9)                         761,825        1,103,029
      Deferred bond issuance costs (net of accumulated
         amortization of $881,856 in 1997 and $360,672 in 1996)                         746,925        1,268,109
           TOTAL OTHER ASSETS                                                         3,982,789        5,099,722

                                                                                   $ 27,105,931     $ 41,182,217

                                             LIABILITIES AND EQUITY

LIABILITIES
      Notes payable (Note 4)                                                       $ 13,091,129     $ 26,401,078
      Bonds payable (Note 5)                                                         14,011,000       14,011,000
      Due to related parties (Note 9)                                                    25,970                0
      Accrued expenses                                                                   63,276           63,276
      Deferred income                                                                   191,344          418,269
           TOTAL LIABILITIES                                                         27,382,719       40,893,623

EQUITY (DEFICIT)
      Certificate holders' equity (deficit)                                            (276,788)         288,594
                                                                                   $ 27,105,931     $ 41,182,217



                                      F-2
--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 2

                                         ARCH LEASING CORPORATION TRUST
----------------------------------------------------------------------------------------------------------------
                                   STATEMENTS OF INCOME AND EQUITY (DEFICIT)


                                              STATEMENT OF INCOME

                                                                                           FOR THE YEARS
                                                                                          ENDED MARCH 31,
                                                                                           1997             1996
REVENUES
      Lease revenues                                                               $ 14,829,993     $ 12,184,310
      Gain (loss) on sale of leased equipment                                          (121,756)          75,421
      Interest income                                                                    11,236            8,721
           TOTAL REVENUES                                                            14,719,473       12,268,452

OPERATING EXPENSES
      Depreciation                                                                   11,099,763        8,804,981
      Interest expense                                                                3,120,893        2,445,759
      Amortization                                                                      915,665          619,407
      Service fee expense (Note 9)                                                      148,534          109,711
           TOTAL OPERATING EXPENSES                                                  15,284,855       11,979,858

NET INCOME (LOSS)                                                                  $   (565,382)    $    288,594



                                         STATEMENT OF EQUITY (DEFICIT)

BALANCE - BEGINNING OF YEAR                                                        $    288,594     $         --

NET INCOME (LOSS)                                                                      (565,382)         288,594

BALANCE - END OF YEAR                                                              $   (276,788)    $    288,594




                                      F-3
--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 3


                                         ARCH LEASING CORPORATION TRUST
----------------------------------------------------------------------------------------------------------------
                                            STATEMENT OF CASH FLOWS



                                                                                           FOR THE YEARS
                                                                                          ENDED MARCH 31,
                                                                                           1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                            $   (565,382)    $    288,594
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                            12,015,428        9,424,388
            (Gain) loss on sale of leased equipment                                     121,756          (75,421)
            Change in assets and liabilities:
               (Increase) decrease in accounts receivable                               225,171         (263,830)
               (Increase) decrease in inventory                                          71,065         (105,794)
               (Increase) decrease in due from related parties                            2,911      (10,752,901)
               Increase in accrued expenses                                                  --           63,276
               Increase (decrease) in deferred income                                  (226,925)         418,269
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  11,644,024       (1,003,419)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of  leased equipment                                         1,737,834          314,575
      Increase in marketing fee                                                         (53,277)      (1,361,764)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   1,684,557       (1,047,189)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes payable                                                     (13,309,949)     (10,044,479)
      Proceeds from issuance of bonds                                                        --       14,011,000
      Increase in deferred bond issuance costs                                               --       (1,628,781)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (13,309,949)       2,337,740

NET INCREASE IN CASH                                                                     18,632          287,132

CASH - BEGINNING OF YEAR                                                                287,132               --

CASH - END OF YEAR                                                                 $    305,764     $    287,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid                                                                $  3,120,893     $  2,382,483
Noncash investing and financing activities (Note 8)



                                      F-4
--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                       Page 4

                         ARCH LEASING CORPORATION TRUST
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996




1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ESTIMATES AND ASSUMPTIONS

      Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

      LEASED PROPERTY

      Leased property is carried at cost, less accumulated depreciation computed using the straight-line method. The assets are depreciated down to their residual value over the life of the lease, which ranges from one to three years. The amounts designated as residual values are estimates given to the Trust by a reputable appraisal company.

      ACCOUNTS RECEIVABLE

      The Trust follows the practice of writing off uncollectible accounts as they are incurred. There is no allowance for uncollectible accounts reflected in the financial statements. Trust management is of the opinion that no allowance is necessary.

      INVENTORY

      Inventory is valued at the lower of cost or market using the specific-identification method. Inventory consists of computer equipment that is ready to be leased or will be sold.

      MARKETING FEE

      The marketing fee consists of the amounts paid to a related party (Note
      9) for its services to originate and procure leases on behalf of the Trust, and to sell or re-lease the leased equipment at the end of the lease term. These costs are being capitalized and amortized on the straight-line method over the life of the leases (most of which are three years). Amortization of the marketing fee charged against income amounted to $394,481 and $258,735 for the years ended March 31, 1997 and 1996, respectively.




                                      F-5
--------------------------------------------------------------------------------
                                                                          Page 5

ARCH LEASING CORPORATION TRUST
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


      DEFERRED BOND ISSUANCE COSTS

      Deferred bond issuance costs consist of the 8% broker's commissions paid on the bond sales, and certain other expenses such as legal fees, interest expense and documentation fees incurred to establish the trust and issue the bonds. Interest in the amount of $84,860 incurred on bridge loans prior to obtaining the final financing for the leased equipment was capitalized. These costs are being amortized on the straight-line method over the life of the bonds, which were issued over a six-month period, each having a maturity of three years. Amortization charged against income amounted to $521,184 and $360,672 for the years ended March 31, 1997 and 1996, respectively.

      DEFERRED INCOME

      The Trust is recording deferred income upon the receipt of any prepaid lease fees.


2.    OPERATIONS

      Arch Leasing Corporation Trust was formed in August 1994 and commenced operations in April 1995. The principal operation of the Trust is to lease computer equipment to customers located throughout the United States and Puerto Rico. The Trust had a public offering of Series I Collateral Trust Bonds (Note 5) in April 1995 and raised $14,011,000 in proceeds that were used to fund the leasing operations. The sale of Collateral Trust Bonds was terminated on November 30, 1995.

      Per management's original projections, net losses were anticipated in the first years of the Trust. In the future years of the Trust, it is anticipated that the leasing revenues will begin to outweigh the related operating expenses, due to the fact that the interest expense paid on the equipment debt is lower in the later years of the lease.


3.    LEASED PROPERTY

      Leased property consists of:

                                                                   1997             1996
      Leased equipment                                     $ 41,461,185     $ 44,500,403
      Less:  Accumulated depreciation                        18,338,043        8,417,908

                                                           $ 23,123,142     $ 36,082,495

      Depreciation charged against income amounted to $11,099,763 and $8,804,981 for the years ended March 31, 1997 and 1996, respectively.


--------------------------------------------------------------------------------
                                                                          Page 6

ARCH LEASING CORPORATION TRUST
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)



      As of March 31, 1997, there are approximately 900 leases entered into for the above leased property. The estimated future lease payments to be received on these leases are as follows:

                        YEAR                       AMOUNT
                        1998                    $ 11,291,447
                        1999                       2,916,033
                        2000                          19,706
                                                $ 14,227,186

4.    NOTES PAYABLE

      Notes payable - banks are secured by leased equipment and assignment of leases. The notes are payable in monthly installments ranging from $12 to $26,019, for 827 loans, including principal and interest at rates ranging from 6.35% to 11% annually. Balances are due on various dates through January 2000.

      The scheduled maturities of notes payable at March 31, 1997 are as follows:

                        YEAR                       AMOUNT
                        1998                    $ 10,383,199
                        1999                       2,688,724
                        2000                          19,206
                                                $ 13,091,129

      Interest expense on the above debt amounted to $1,649,738 and $1,511,789 for the years ended March 31, 1997 and 1996, respectively.


--------------------------------------------------------------------------------
                                                                          Page 7

ARCH LEASING CORPORATION TRUST
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)



5.    BONDS PAYABLE

      The Trust issued Series I Collateral Trust Bonds at par value of $1,000 on various dates ranging from May 1995 through November 1995. Bond principal is payable three years from the date of issuance. Therefore, the principal will be due on dates ranging from May 1998 through November 1998. The bonds bear interest at the rate of 10-1/2% per annum. Interest is payable on the 15th day of each month. The bonds are collateralized by the leased computer equipment, assignment of the leases and cash. The security interest of the bondholders is subordinate only to the lien of lenders that provide financing in connection with the acquisition of equipment. All cash accounts are handled by the trustee, Magna Bank, and are restricted for the principal and interest payments to the bondholders and certain other fees.

      Commencing two years following issuance, the bonds are redeemable at the option of the Trust. The bonds may be redeemed in full at any time or in part from time to time, upon payment of 103% of the principal amount, plus interest accrued to the date of redemption.

      The bonds payable at March 31, 1997 and 1996 in the amount of $14,011,000 are scheduled to mature at dates ranging from May through November 1998.

      Interest expense on the bonds payable amounted to $1,471,155 and $933,970 for the years ended March 31, 1997 and 1996, respectively.


6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      ACCOUNTS RECEIVABLE

      The carrying amount approximates fair value.

      DUE FROM (TO)  RELATED PARTIES

      The carrying amount approximates fair value due to the short-term nature of the receivable and/or payable.

      NOTES PAYABLE

      The carrying amounts approximate the fair values due to the fact that the interest rates approximate the current rates at which the Trust could borrow funds with similar terms.

--------------------------------------------------------------------------------
                                                                          Page 8

ARCH LEASING CORPORATION TRUST
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)



      BONDS PAYABLE

      It is not practicable to estimate the fair value of the bonds payable without incurring excessive costs. Information pertinent to estimating the fair values is disclosed in Note 5.

7.    INCOME TAXES

      The Trust is treated as a partnership for federal income tax purposes. Therefore, no provision for income taxes is reflected in the accompanying financial statements.


8.    SUPPLEMENTAL CASH FLOW INFORMATION

      The Trust had the following noncash investing and financing activities:

      During 1996, the Trust received equipment to be leased, from one of its affiliates in the amount of $45,126,630, and related notes payable on
      the equipment in the amount of $36,445,557.   These transactions were
      recorded as increases or decreases to the amount due from related parties.

      During 1997, the Trust received residual values in the amount of $2,094,877 in exchange for relieving the amount due from a related party.


9.    RELATED PARTY TRANSACTIONS

      The Trust has received management and administrative services, since August 1996, from an affiliated company, Varilease Capital Corporation. Prior to this date, these services were provided by the affiliate Arch Leasing Corporation, under a servicing agreement. The fee for these services is 1% per annum of the net assets held by the Trust valued on the last day of the preceding month. Service fee expense amounted to $148,534 and $109,711 for the years ended March 31, 1997 and 1996, respectively.

      Since August 1996, the Trust pays a related company, Varilease Capital Corporation, a marketing fee equal to 3% of the sum of the asset base price of all equipment purchased by the related party for the Trust, the gross sales price of all equipment sold by the related party for the Trust and the aggregate amount of lease payments received on equipment re-leased at the end of the original lease term. Prior to this date, these services were provided by the affiliate St. Louis Leasing Corporation. Total marketing fees in 1997 and 1996 were $271,275 and $1,361,764, respectively.

      The related companies, considered the service and marketer for the Trust, handle the day to day operations of the leases for the Trust. These services include the purchase of equipment, including

--------------------------------------------------------------------------------
                                                                          Page 9

ARCH LEASING CORPORATION TRUST
--------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


      the acquisition of financing, marketing, invoicing and collection of the lease payments, payment of the related debt and the remarketing of equipment upon lease expiration.

      On January 2, 1996, the related company, St. Louis Leasing Corporation, filed for bankruptcy under Chapter 11 with the United States Bankruptcy Court Eastern District of Missouri, Eastern Division. St. Louis Leasing Corporation filed its plan of reorganization and disclosure statement with the Eastern District of the U.S. Bankruptcy Court on June 28, 1996, with the effective date of the Court's acceptance of this plan being August 9, 1996. As of March 31, 1996, St. Louis Leasing Corporation owed the Trust $2,094,877. Per the bankruptcy agreement, this amount was guaranteed to be provided for in the payment of residual value of equipment. Therefore, within the fiscal year ended March 31, 1997, the Trust received residual values of equipment, from St. Louis Leasing Corporation, with a value sufficient to cover the amount due.

      Effective August 1, 1996, St. Louis Leasing Corporation entered into an asset purchase agreement to sell certain of its assets in connection with this Plan of Reorganization. The purchaser was Varilease Capital Corporation


10.   COMMITMENTS

      The Trust has secured an irrevocable commitment with a financial corporation to provide financing for the benefit of the bondholders, to aid in the timely payment of principal and interest on the bonds. The aggregate principal amount outstanding shall not exceed the lesser of 9.99% of the aggregate principal amount of the bonds outstanding, 9.99% of the net asset value of the Trust or $1,000,000. At March 31, 1997 and 1996, there were no borrowings under this agreement.


11.   MAJOR CUSTOMERS

      The Trust had leasing revenue of approximately $1,455,000 and $1,323,000 from two customers for the year ended March 31, 1996 representing 12% and 11%, of total lease revenues, respectively. The accounts receivable due from these customers was $227,714 and $1,142 at March 31, 1996, representing 86% and 0.4% respectively, of total accounts receivable.

      The Trust had leasing revenue of approximately $2,775,000 and $1,860,000 from two customers for the year ended March 31, 1997 representing 19% and 13%, of total lease revenue, respectively. The accounts receivable due from these customers was $30,005 and $0 at March 31, 1997, representing 78% and 0% respectively, of total accounts receivable.


--------------------------------------------------------------------------------
                                                                         Page 10