Form 10-Q
period 1997-06-30
ARCH LEASING CORP TRUST
filed 1997-08-14
CIK 925556

   As filed with the Securities and Exchange Commission on  August 15, 1997.
===============================================================================
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ----------------------------

    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)        For the quarterly period ended June30,1997

                                      OR

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ------------- to --------------

                         ----------------------------

                         Commission File No. 0-25774

                        ARCH LEASING CORPORATION TRUST
                     (Issuer of the registered securities)

                           ARCH LEASING CORPORATION
                    (Originator of the above issuer trust)
            (Exact name of registrant as specified in its charter)

          MISSOURI                               43-1679795
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


             16144 WESTWOODS BUSINESS PARK
             ELLISVILLE, MISSOURI                          63021
             (Address of principal executive offices)   (Zip Code)

                                (314) 391-5152
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  (Former name, former address and former year, if changed since last report)

                         ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          /X/  YES            / /  NO

   As of June 30, 1997, there are two owners of the issuer's certificates, holding, respectively, 79% and 21% of the issuer's aggregate equity

===============================================================================

                                       ARCH LEASING CORPORATION TRUST

                                               BALANCE SHEET

                                                                           JUNE 30,               MARCH 31,
                                              Assets                         1997                    1997
                                                                         -----------------------------------
Cash                                                                     $   310,357             $   305,764
Accounts receivable                                                           52,216                  38,659
Inventory                                                                    326,508                  34,729
Leased assets,less accumulated
    depreciation                                                          19,637,842              23,123,142
Purchased residual values                                                  2,026,627               2,094,887
Deferred charges                                                           1,358,056               1,508,750
                                                                         -----------------------------------
                                                                          23,711,606              27,105,931
                                                                         ===================================

                                      Liabilities and Equity
                                      ----------------------

Liabilities:
Accrued interest                                                              63,275                  63,275
Due to related parties                                                        16,742                  25,971
Deferred income                                                              151,554                 191,344
Bonds payable                                                             14,011,000              14,011,000
Nonrecourse discounted lease
     rentals                                                              10,149,011              13,091,129
                                                                         -----------------------------------
          Total liabilities                                               24,391,582              27,382,719
                                                                         -----------------------------------

Equity:
Certificateholders' equity (deficit)                                        (679,976)               (276,788)
                                                                         -----------------------------------
                                                                         $23,711,606             $27,105,931
                                                                         ===================================







     The accompanying notes are an integral part of these financial statements.

                                          ARCH LEASING CORPORATION TRUST

                                                 INCOME STATEMENT

                                                                           THREE                  THREE
                                                                           MONTHS                 MONTHS
                                                                           ENDED                  ENDED
                                                                          6/30/97                6/30/96
                                                                     --------------------------------------
Revenues:
   Leasing revenues                                                  $    3,027,933         $     3,987,394
   Interest income                                                            3,044                   2,538
                                                                     --------------------------------------
        Total revenues                                               $    3,030,977         $     3,989,932
                                                                     --------------------------------------

Costs and expenses:
   Interest                                                                 722,498                 711,546
   Depreciation and amortization                                          2,684,591               3,059,676
   Fees                                                                      37,077                  75,500
                                                                     --------------------------------------
       Total costs and expenses                                           3,444,166               3,846,722
                                                                     --------------------------------------

Net income (loss)                                                    $     (413,189)        $       143,210
                                                                     ======================================






     The accompanying notes are an integral part of these financial statements.

                                     ARCH LEASING CORPORATION TRUST

                                       STATEMENT OF CASH FLOWS

                                                                                FOR THE THREE MONTHS
                                                                                    ENDED JUNE 30,
                                                                      -------------------------------------
Cash flows from operating activities:                                       1997                    1996
                                                                      -------------------------------------
   Net Income (loss)                                                  $    (413,189)           $    143,210
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                    2,684,591               3,059,676
         Loss on sale of leased equipment                                   334,320                 197,336
         Change in assets and liabilities:
              (Increase) decrease in accounts receivable                    (13,557)                188,817
              (Increase) decrease in inventory                             (291,779)                  6,826
              (Increase) in due from related parties                         (9,228)               (165,348)
              (Decrease) in deferred income                                 (39,790)                (79,654)
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 2,251,368               3,350,863
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of leased equipment                                    696,114                 163,494
  Increase in marketing fee                                                 (10,771)                (16,949)
-----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                   685,343                 146,545
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payment on notes payable                                            (2,942,118)             (3,351,142)
     Sale of equity certificates                                             10,000                       0
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                    (2,932,118)             (3,351,142)
-----------------------------------------------------------------------------------------------------------

Net increase in cash                                                  $       4,593            $    146,266
                                                                      =====================================

Cash - beginning of period                                                  305,764                 287,132
-----------------------------------------------------------------------------------------------------------

Cash - end of period                                                  $     310,357            $    433,398
===========================================================================================================

Supplemental disclosure of cash flow information
              Interest paid                                           $     722,498            $    711,546


     The accompanying notes are an integral part of these financial statements.

                        ARCH LEASING CORPORATION TRUST
                        ------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                               JUNE 30,1997
                               ------------


   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
       ------------------------------------------

         GENERAL
         -------

         All adjustments which, in the opinion of management, are necessary to fairly present the results of operation for the period ended June 30,1997, have been included in the accompanying financial statements.

         LEASE ACCOUNTING
         ----------------

         The leases in which the Trust participates as lessor are accounted for in accordance with Statement on Financial Accounting Standards No. 13.

         DEFERRED CHARGES
         ----------------

         Deferred charges are being amortized over the term of each respective Series of Bonds.

         INCOME TAXES
         ------------

         The Trust will be treated as a partnership for Federal income tax purposes and consequently there is no provision for income taxes.

   2.  DEBT:
       ----

         Bonds payable consist of Series 1 Collateral Trust Bonds which bear interest at 10.5% per annum and are due on dates ranging from May 1998 through November 1998.

         The interest rate on nonrecourse discounted lease rentals ranges from 6.35% to 11%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ------------------------------------------------



Sources of Capital and Liquidity

      The Trust's primary sources of capital were (i) capital contributions of investors purchasing equity interest in the Trust ("Certificateholders") and
(ii) net proceeds of the sale of the Bonds. The sale of Collateral Trust Bonds was terminated on November 30, 1995. Currently the Trust's primary sources of liquidity are payments on the Leases and disposition of Equipment at the conclusion of Leases.


Results of Operation

1997
----

      For the three month period ended June 30, 1997, the Trust recorded leasing revenues in the amount of $3,027,933, a 24% decrease from 1996, due to attrition caused by a maturing lease portfolio. Depreciation on the leased equipment amounted to $2,554,295, a 10% decrease from 1996, due also to a
maturing lease portfolio.   Operating expenses, namely service fee expense,
amortization and interest expense, amounted to $889,871. This amounts to an 11% decrease from the previous period ended 1996. The period's activity resulted in net loss in the amount of $413,189. The decrease in net income from 1996 of $556,399 is mainly due to an increase in terminations of month to month leases, which resulted in more costs this year from the sale of month to month leased assets than last year. Per management's original projections, net losses were anticipated in early years which should reverse in later years due to decreasing interest expense.

1996
----

      For the three month period ended June 30,1996 the Trust recorded leasing revenues in the amount of $3,987,394. Depreciation on leased equipment amounted to $2,843,437. Operating expenses, namely service fee expense, amortization and interest expense amounted to $291,739. The period's activity resulted in net income of $143,210.

                          PART II. OTHER INFORMATION



Item 5.  Other Information

      On January 2, 1996 St. Louis Leasing Corporation, an affiliate of the registrant and its marketing agent, filed for protection under Chapter 11 of the United states Bankruptcy Code, Case #96-40001-293. The plan of reorganization was accepted by the court effective August 9, 1996. On August 1, 1996 Varilease Capital Corporation assumed role as marketing and servicing agent of the registrant.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                None

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter for which this report is filed.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ARCH LEASING CORPORATION
Dated:  August 14, 1997                By:--------------------------------

                                            Lynnette Frownfelter, President
Dated:  August 14, 1997                By:--------------------------------
                                            Lynnette Frownfelter
                                            Principal Financial Officer