Form 10-Q
period 1997-09-30
ARCH LEASING CORP TRUST
filed 1997-11-14
CIK 925556

  AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 1997.
===============================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

                            -----------------------

                        COMMISSION FILE NUMBER 0-25774

                        ARCH LEASING CORPORATION TRUST
                     (ISSUER OF THE REGISTERED SECURITIES)

                           ARCH LEASING CORPORATION
                     (ORIGINATOR OF THE ABOVE ISSUER TRUST)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MISSOURI                                     43-1679795
                  --------                                     ----------
      (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            16144 WESTWOODS BUSINESS PARK
            ELLISVILLE, MISSOURI                                  63021
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                  (314) 391-5152
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  NOT APPLICABLE
  (FORMER NAME, FORMER ADDRESS AND FORMER YEAR, IF CHANGED SINCE LAST REPORT)

                            -----------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES   X   NO
                                    -----    -----

   AS OF SEPTEMBER 30, 1997, THERE ARE TWO OWNERS OF THE ISSUER'S CERTIFICATES,
      HOLDING, RESPECTIVELY, 79% AND 21% OF THE ISSUER'S AGGREGATE EQUITY.

===============================================================================


                                        ARCH LEASING CORPORATION TRUST

                                                 BALANCE SHEET

                                                                         SEPTEMBER 30,             MARCH 31,
                                                                            1997                     1997
                                                                         -----------------------------------
                                  Assets
Cash                                                                     $   368,000             $   305,764
Accounts receivable                                                          157,043                  38,659
Inventory                                                                    399,763                  34,729
Leased assets,less accumulated
    depreciation                                                          16,469,879              23,123,142
Purchased residual values                                                  2,026,627               2,094,887
Deferred charges                                                           1,176,794               1,508,750
                                                                         -----------------------------------
                                                                          20,598,106              27,105,931
                                                                         ===================================
                                  Liabilities and Equity
                                  ----------------------
Liabilities:
Accrued interest                                                              63,275                  63,275
Due to related parties                                                        57,371                  25,971
Deferred income                                                                    0                 191,344
Bonds payable                                                             14,011,000              14,011,000
Nonrecourse discounted lease
     rentals                                                               7,600,469              13,091,129
                                                                         -----------------------------------
          Total liabilities                                               21,732,115              27,382,719
                                                                         -----------------------------------

Equity
Certificateholders' equity (deficit)                                      (1,134,009)               (276,788)
                                                                         -----------------------------------

                                                                         $20,598,106             $27,105,931
                                                                         ===================================

                The accompanying notes are an integral part of these financial statements.

                                           ARCH LEASING CORPORATION TRUST

                                                  INCOME STATEMENT


                                                           SIX               SIX               THREE             THREE
                                                          MONTHS            MONTHS             MONTHS            MONTHS
                                                          ENDED             ENDED              ENDED             ENDED
                                                         9/30/97           9/30/96            9/30/97           9/30/96
                                                       ----------------------------------------------------------------

Revenues:
   Leasing revenues                                    $5,415,403        $8,040,823        $2,387,470        $4,053,429
   Interest income                                          6,055             5,397             3,011             2,859
                                                       ----------------------------------------------------------------
        Total revenues                                 $5,421,458        $8,046,220        $2,390,481        $4,056,288
                                                       ----------------------------------------------------------------

Costs and expenses:
   Interest                                             1,255,919         1,730,903           533,421         1,019,357
   Depreciation and amortization                        4,959,685         6,132,133         2,275,094         3,072,457
   Fees                                                    73,077           150,500            36,000            75,000
                                                       ----------------------------------------------------------------
       Total costs and expenses                         6,288,681         8,013,536         2,844,515         4,166,814
                                                       ----------------------------------------------------------------

Net income (loss)                                      $ (867,223)       $   32,684        $ (454,034)       $ (110,526)
                                                       ================================================================







     The accompanying notes are an integral part of these financial statements.


                                    ARCH LEASING CORPORATION TRUST

                                       STATEMENT OF CASH FLOWS

                                                                                   For The Six Months
                                                                                   Ended September 30,
                                                                        -----------------------------------------
                                                                             1997                       1996
                                                                        -----------------------------------------
Cash flows from operating activities:
   Net Income (loss)                                                     $  (867,221)                $    32,684
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                     4,959,685                   6,132,133
         Loss on sale of leased equipment                                    848,131                    (434,816)
         Change in assets and liabilities:
            (Increase) decrease in accounts receivable                      (118,384)                    146,411
            (Increase) decrease in inventory                                (365,034)                     23,246
            (Increase) in due from related parties                            31,400                      (2,122)
            (Increase) in deferred charges                                         0                    (714,117)
            (Decrease) in deferred income                                   (191,344)                   (120,446)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  4,297,233                   5,062,973
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of leased equipment                                  1,269,059                     210,658
   Increase in marketing fee                                                 (23,396)                    (29,001)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                  1,245,663                     181,657
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payment on notes payable                                             (5,490,660)                 (5,107,949)
     Sale of equity certificates                                              10,000                           0
-----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                     (5,480,660)                 (5,107,949)
-----------------------------------------------------------------------------------------------------------------

Net increase in cash                                                     $    62,236                 $   136,681
                                                                         ========================================

Cash - beginning of period                                                   305,764                     287,132
-----------------------------------------------------------------------------------------------------------------

Cash - end of period                                                     $   368,000                 $   423,813
=================================================================================================================

Supplemental disclosure of cash flow information
      Interest paid                                                      $ 1,255,919                 $ 1,730,903

              The accompanying notes are an integral part of these financial statements.

                     ARCH LEASING CORPORATION TRUST
                     ------------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                           SEPTEMBER 30,1997
                           -----------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      -------------------------------------------

      GENERAL
      -------

      All adjustments which, in the opinion of management, are necessary to fairly present theresults of operation for the period ended September 30,1997, have been included in the accompanying financial statements.

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

2.    DEBT:
      -----

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


Results of Operation

1997
----

      For the six month period ended September 30, 1997, the Trust recorded leasing revenues in the amount of $5,415,403, a 33% decrease from 1996, due to attrition caused by a maturing lease portfolio. Depreciation on the leased equipment amounted to $4,602,822, a 24% decrease from 1996, due also to a maturing lease portfolio. Operating expenses, namely service fee expense, amortization and interest expense, amounted to $1,612,782. This amounts to a 30% decrease from the previous period ended 1996. The period's activity resulted in net loss in the amount of $867,223. The decrease in net income from 1996 is mainly due to an increase in terminations of month to month leases, which resulted in more costs this year from the sale of month to month leased assets than last year. Per management's original projections, net losses were anticipated in early years which should reverse in later years due to decreasing interest expense.

1996
----

      For the six month period ended September 30,1996 the Trust recorded leasing revenues in the amount of $8,040,823. Depreciation on leased equipment amounted to $6,132,133. Operating expenses, namely service fee expense, amortization and interest expense amounted to $1,881,403. The period's activity resulted in net income of $32,684.

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


                                     ARCH LEASING CORPORATION

Dated:  November 14, 1997            By: /s/ Lynnette Frownfelter, President
                                        ------------------------------------
                                          Lynnette Frownfelter, President

Dated:  November 14, 1997            By: /s/ Lynnette Frownfelter
                                        ------------------------------------
                                          Lynnette Frownfelter
                                          Principal Financial Officer