Form 10-Q
period 1997-12-31
ARCH LEASING CORP TRUST
filed 1998-02-13
CIK 925556

  AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY --, 1998.
===============================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                                YES   X   NO
                                    -----    -----

   AS OF DECEMBER 31, 1997, THERE ARE TWO OWNERS OF THE ISSUER'S CERTIFICATES,
      HOLDING, RESPECTIVELY, 79% AND 21% OF THE ISSUER'S AGGREGATE EQUITY.

===============================================================================

                             ARCH LEASING CORPORATION TRUST

                                      BALANCE SHEET
                                                             DECEMBER 31,       MARCH 31,
                                 Assets                         1997              1997
                                 ------                      -----------------------------
Cash                                                         $   364,674       $   305,764
Accounts receivable                                              146,246            38,659
Inventory                                                        458,905            34,729
Leased assets,less accumulated
    depreciation                                              14,018,161        23,123,142
Purchased residual values                                      2,026,627         2,094,887
Deferred charges                                                 980,043         1,508,750
                                                             -----------------------------
                                                              17,994,656        27,105,931
                                                             =============================

                           Liabilities and Equity
                           ----------------------

Liabilities:
Accrued interest                                                  63,275            63,275
Due to related parties                                            66,194            25,971
Deferred income                                                        0           191,344
Bonds payable                                                 14,011,000        14,011,000
Nonrecourse discounted lease
     rentals                                                   5,106,973        13,091,129
                                                             -----------------------------
          Total liabilities                                   19,247,442        27,382,719
                                                             -----------------------------

Equity:
Certificateholders' equity (deficit)                          (1,252,786)         (276,788)
                                                             -----------------------------

                                                             $17,994,656       $27,105,931
                                                             =============================

       The accompanying notes are an integral part of these financial statements.

                                             ARCH LEASING CORPORATION TRUST

                                                    INCOME STATEMENT
                                                  NINE                NINE             THREE             THREE
                                                 MONTHS              MONTHS            MONTHS            MONTHS
                                                 ENDED               ENDED             ENDED             ENDED
                                                12/31/97           12/31/96           12/31/97          12/31/96
                                               ------------------------------------------------------------------
Revenues:
   Leasing revenues                            $8,034,349         $12,460,370        $2,618,946        $4,419,547
   Interest income                                  9,313               8,287             3,258             2,890
                                               ------------------------------------------------------------------
        Total revenues                         $8,043,662         $12,468,657        $2,622,204        $4,422,437
                                               ------------------------------------------------------------------

Costs and expenses:
   Interest                                     1,762,242           2,524,747           506,323           793,844
   Depreciation and amortization                7,161,768           9,666,765         2,202,083         3,534,632
   Fees                                           105,651             227,000            32,574            76,500
                                               ------------------------------------------------------------------
       Total costs and expenses                 9,029,661          12,418,512         2,740,980         4,404,976
                                               ------------------------------------------------------------------

Net income (loss)                              $ (985,999)        $    50,145        $ (118,776)       $   17,461
                                               ==================================================================

                     The accompanying notes are an integral part of these financial statements.

                                    ARCH LEASING CORPORATION TRUST

                                       STATEMENT OF CASH FLOWS

                                                                                    FOR THE NINE MONTHS
                                                                                     ENDED DECEMBER 31,
                                                                               -----------------------------
                                                                                   1997            1996
                                                                               -----------------------------
Cash flows from operating activities:
   Net Income (loss)                                                           $  (985,999)      $    50,145
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                           7,161,768         9,666,765
         Loss on sale of leased equipment                                        1,299,062        (1,420,342)
         Change in assets and liabilities:
                  (Increase) decrease in accounts receivable                      (107,587)           99,878
                  (Increase) decrease in inventory                                (424,176)           40,670
                  (Increase) in due from related parties                            40,223           726,560
                  (Increase) in deferred charges                                         0          (714,117)
                  (Decrease) in deferred income                                   (191,344)         (159,738)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        6,791,947         8,289,821
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of leased equipment                                         1,277,231         1,545,219
  Purchase of residual values                                                            0        (3,293,240)
  Increase in marketing fee                                                        (36,112)          (42,033)
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                        1,241,119        (1,790,054)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Payment on notes payable                                                   (7,984,156)       (6,489,788)
     Sale of equity certificates                                                    10,000                 0
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (7,974,156)       (6,489,788)
------------------------------------------------------------------------------------------------------------

Net increase in cash                                                           $    58,910       $     9,979
                                                                               =============================
Cash - beginning of period                                                         305,764           287,132
------------------------------------------------------------------------------------------------------------

Cash - end of period                                                           $   364,674       $   297,111
============================================================================================================

Supplemental disclosure of cash flow information
                  Interest paid                                                $ 1,762,242       $ 2,524,747

                       The accompanying notes are an integral part of these financial statements.

                          ARCH LEASING CORPORATION TRUST
                          ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 DECEMBER 31,1997
                                 ----------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

      GENERAL
      -------

      All adjustments which, in the opinion of management, are necessary to fairly present the results of operation for the period ended December 31,1997, have been included in the accompanying financial statements.

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


Results of Operation

1997
----

      For the nine month period ended December 31, 1997, the Trust recorded leasing revenues in the amount of $8,034,349, a 35% decrease from 1996, due to attrition caused by a maturing lease portfolio. Depreciation on the leased equipment amounted to $6,595,439, a 27% decrease from 1996, due also
to a maturing lease portfolio.   Operating expenses, namely service fee
expense, amortization and interest expense, amounted to $2,434,221. This amounts to a 27% decrease from the previous period ended 1996. The period's activity resulted in net loss in the amount of $985,999. The decrease in net income from 1996 is mainly due to an increase in terminations of month to month leases, which resulted in more costs this year from the sale of month to month leased assets than last year. Per management's original projections, net losses were anticipated in early years which should reverse in later years due to decreasing interest expense.

1996
----

      For the nine month period ended December 31,1996 the Trust recorded leasing revenues in the amount of $12,460,370. Depreciation on leased equipment amounted to $9,039,406. Operating expenses, namely service fee expense, amortization and interest expense amounted to $3,379,106. The period's activity resulted in net income of $50,145.

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


                                          ARCH LEASING CORPORATION

Dated:  February -----, 1998        By:--------------------------------
                                       Lynnette Frownfelter, President

Dated:  February -----, 1998        By:--------------------------------
                                         Lynnette Frownfelter
                                         Principal Financial Officer